Form 10QSB
period 2007-03-31
R&R ACQUISITION VIII, INC
filed 2007-04-25
CIK 1368510

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 2007

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

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of April 24, 2007, there were 2,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |  | No |X|

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

R&R Acquisition VIII, Inc.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION

Page
ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2007 (unaudited)	2

Condensed Statements of Operations for the Three and Nine Months	3
Ended March 31, 2007 and the period from June 2, 2006
(Date of Inception) to March 31, 2007 (unaudited)

Condensed Statement of Changes in Stockholders’ Equity for the	4
period from June 2, 2006 (Date of Inception) to March 31, 2007

Condensed Statements of Cash Flows for the Nine Months Ended	5
March 31, 2007 and the period from June 2, 2006
(Date of Inception) to March 31, 2007 (unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9

ITEM 3. CONTROLS AND PROCEDURES	10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	11

ITEM 5. OTHER INFORMATION	11

ITEM 6. EXHIBITS	11

SIGNATURES	12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
March 31, 2007
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$16,933

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,542
TOTAL CURRENT LIABILITIES	3,542

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	52,500
Deficit accumulated during the development period	(39,359)

TOTAL STOCKHOLDERS' EQUITY	13,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
	Three Months Ended	Nine Months Ended	June 2, 2006
	March 31,	March 31,	(Date of Inception)
	2007	2007	to March 31, 2007
Expenses
Professional fees	$2,000	$16,500	$35,000
Printing and filing fees	40	4,595	4,595
Interest Income	(41)	(219)	(236)
Net Loss	$(1,999)	$(20,876)	$(39,359)

Weighted average number of common shares	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-
Common shares issued	2,500,000	250	-	-	250
Contributed Capital	-	-	40,000	-	40,000
Net loss	-	-	-	(18,483)	(18,483)

Balance at June 30, 2006 (audited)	2,500,000	250	40,000	(18,483)	21,767
Contributed Capital	-	-	12,500	-	12,500
Net loss	-	-	-	(20,876)	(20,876)

Balance at March 31, 2007	2,500,000	$250	$52,500	$(39,359)	$13,391

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the period from
	Nine Months Ended	June 2, 2006
	March 31,	(Date of Inception)
	2007	to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,876)	$(39,359)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(458)	3,542
NET CASH USED IN OPERATING ACTIVITIES	(21,334)	(35,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	250
Contributed capital	12,500	52,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	52,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,834)	16,933

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,767	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,933	$16,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R Acquisition VIII, Inc. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of March 31, 2007, the Company had not conducted any active operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934, as amended. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of March 31, 2007. The results of operations for the nine months ended March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-SB with the effective date of September 8, 2006.

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
March 31, 2007
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

At March 31, 2007, the Company has a net operating loss carry forward of approximately $39,400 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $15,700 has been offset by a full valuation allowance.

Period From June 2, 2006 (inception) to March 31, 2007
Statutory federal tax rate	34%
Tax benefit computed at statutory rate	$(13,400)
State income tax benefit, net of federal effect	(2,300)
Change in valuation allowance	14,900
Other temporary differences	800
Total	$-

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE 5 - New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-SB effective September 8, 2006, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operational Expenses for the three months ended March 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2007. Total expenses for the three months ended March 31, 2007 were $1,999. These expenses were constituted by professional, printing, and filing fees.

Continuing Operational Expenses for the nine months ended March 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2007. Total expenses for the nine months ended March 31, 2007 were $20,876. These expenses were constituted by professional, printing, and filing fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to March 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the period from June 2, 2006 to March 31, 2007. Total expenses for this period were $39,359. These expenses were constituted by professional, printing, and filing fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company, and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2007, the Company had cash of $16,933 and working capital of $13,391.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

Item 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

R&R ACQUISITION VIII, INC.

Dated: April 24, 2007	By:	/s/ Arnold P. Kling
	Name:	Arnold P. Kling
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk M. Warshaw	Secretary and Chief Financial Officer	April 24, 2007
Kirk M. Warshaw