Form 10KSB
period 2007-06-30
R&R ACQUISITION VIII, INC
filed 2007-08-16
CIK 1368510

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52122

R&R Acquisition VIII, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2590445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47 School Avenue
Chatham, New Jersey	07928
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(973) 635-4047

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end June 30, 2007 were $0.

As of August 16, 2007, there were 2,500,000 shares of common stock, par value $.0001 per share, outstanding, none were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of R&R Acquisition VIII, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

R&R Acquisition VIII, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 2, 2006 and maintains its principal executive offices at 47 School Avenue, Chatham, New Jersey 07928. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company has not entered into a letter of intent or any definitive agreement concerning any target business.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our two part time officers.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own personal pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and sole director are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC (“Rodman & Renshaw”), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial consultant to the Company in connection with a potential business combination transaction and may receive a fee for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no definitive agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its Chief Financial Officer at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of August 16, 2007, there were three holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On June 8, 2006, the Registrant sold 2,000,000, 400,000 and 100,000 shares of Common Stock to R&R Investments VIII, LLC, Arnold P. Kling and Kirk M. Warshaw, respectively, for aggregate proceeds equal to $250. Mr. Kling is President and sole director of the Registrant. Mr. Warshaw is Secretary and Chief Financial Officer of the Registrant. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on June 2, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Continuing Operational Expenses for the fiscal year ended June 30, 2007

Because we currently do not have any business operations, we have not had any revenues during the fiscal year ended June 30, 2007. The net loss for the fiscal year ended June 30, 2007 was $29,323. This was generated primarily as a result of professional, printing, and filing fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to June 30, 2007

Because we currently do not have any business operations, we have not had any revenues during the period from June 2, 2006 to June 30, 2007. Total operating expenses for this period were $48,123. These expenses include professional, printing, and filing fees.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2007, the Company had cash of $14,986 and working capital of $4,944.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
JUNE 30, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheet as of June 30, 2007	F - 2

Statements of Operations for the Year Ended June 30, 2007, for the Period from	F - 3
June 2, 2006 (Date of Inception) to June 30, 2006 and for Period from
June 2, 2006 (Date of Inception) to June 30, 2007

Statements of Changes in Stockholders’ Equity for the Period from June 2, 2006	F - 4
(Date of Inception) to June 30, 2007

Statements of Cash Flows for the Year Ended June 30, 2007, for the Period from	F - 5
June 2, 2006 (Date of Inception) to June 30, 2006 and for Period from
June 2, 2006 (Date of Inception) to June 30, 2007

Notes to Financial Statements	F - 6 - F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders’ and Directors
R&R Acquisition VIII, Inc.
(A Development Stage Company)
Chatham, New Jersey

We have audited the accompanying balance sheet of R&R Acquisition VIII, Inc. (A Development Stage Company) as of June 30, 2007, and the related statements of operations, stockholders’ equity, cash flows for the period ended June 2, 2006 (Inception) to June 30, 2006, for the year ended June 30, 2007 and for the cumulative period June 2, 2006 (Inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition VIII, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the period ended June 2, 2006 (Inception) to June 30, 2006, for the year ended June 30, 2007 and for the cumulative period June 2, 2006 (Inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
August 7, 2007

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$14,986
TOTAL ASSETS	$14,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$10,042
TOTAL CURRENT LIABILITIES	10,042

STOCKHOLDERS' Equity
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	52,500
Deficit accumulated during the development period	(47,806)

TOTAL STOCKHOLDERS' EQUITY	4,944

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,986

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the period from	For the period from
	Year Ended	June 2, 2006	June 2, 2006
	June 30,	(Date of Inception)	(Date of Inception)
	2007	to June 30, 2006	to June 30, 2007
Expenses
Professional fees	$24,000	$18,500	$42,500
Printing and filing fees	5,623	-	5,623
Total operating expenses	29,623	18,500	48,123
Interest Income	300	17	317
Net Loss	$(29,323)	$(18,483)	$(47,806)

Weighted average number of common shares	2,500,000	1,964,286
Net loss per share:
basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from June 2, 2006 (Date of Inception) to June 30, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-

Common shares issued	2,500,000	250			250

Contributed capital	-	-	40,000	-	40,000

Net loss	-	-	-	(18,483)	(18,483)

Balance at June 30, 2006	2,500,000	250	40,000	(18,483)	21,767

Contributed capital	-	-	12,500	-	12,500

Net loss	-	-	-	(29,323)	(29,323)

Balance at June 30, 2007	2,500,000	$250	$52,500	$(47,806)	$4,944

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the period from	For the period from
	Year Ended	June 2, 2006	June 2, 2006
	June 30,	(Date of Inception)	(Date of Inception)
	2007	to June 30, 2006	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,323)	$(18,483)	$(47,806)
Changes in operating assets and liabilities
Increase in accrued expenses	6,042	4,000	10,042
NET CASH USED IN OPERATING ACTIVITIES	(23,281)	(14,483)	(37,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	250	250
Contributed capital	12,500	40,000	52,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	40,250	52,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,781)	25,767	14,986

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,767	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,986	$25,767	$14,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VIII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 8, 2006, the Company sold 2,500,000 shares of common stock for $250. As of June 30, 2006, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a Company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and sole director of the Company.

NOTE 2 - Summary of Significant Accounting Policies

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a)	USE OF ESTIMATES

In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b)	STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). Under the application, the Company is required to record compensation expense for all awards granted. Per the provisions of SFAS 123R, the Company recognizes compensation expense on a straight-line attribution method.

SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(c)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2007. The Company considers the carrying value of accrued expenses in the financial statements to approximate their face value.

(d)	CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash or cash equivalents.

(e)	INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

(f)	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Management believes this Statement will not have a material impact on the Company’s financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will not have a material impact on the Company's financial statements once adopted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

(g) Earnings Per Share

Basic and diluted net earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

NOTE 3 - Common Stock

On June 8, 2006, the Company sold 2,500,000 shares of its common stock to three accredited related party investors pursuant to a Private Placement Offering at par value for a total of $250.

On that date, a stockholder also contributed an additional $40,000 to the Company. During the fiscal year ended June 30, 2007, the same stockholder contributed an additional $12,500.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 5 - Income Taxes

	June 30,
	2007	2006

Deferred tax assets and liabilities consist of the following:
Deferred tax assets:
Net operating loss carry forwards	$19,000	$7,000

Less valuation allowance	$(19,000)	$(7,000)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	June 30,
	2007	2006
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At June 30, 2007, the Company had approximately $47,800 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2027. The deferred tax asset and related valuation increased by $12,000 during 2007.

NOTE 6 - Commitments, Contingencies and Related Party Activity

Litigation

The Company may be involved in litigation through the normal course of its business purpose. The Company believes that the resolution of these unforeseen matters will not have a material adverse effect on the financial position of the Company.

Office Space

The Company utilizes the office space and equipment of one of its officers at no cost on a month to month basis. Management estimates such amounts to be immaterial.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended June 30, 2007:

Name	Age	Position	Term
Arnold P. Kling	49	President and Director	June 8, 2006 thru Present
Kirk M. Warshaw	49	Secretary and Chief Financial Officer	June 8, 2006 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Arnold P. Kling, President and Director. Mr. Kling has served as President and Director of the Company since June 8, 2006. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the President of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of Buckeye Communications, Inc., a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling also serves as a Director and President of Twin Lakes Delaware, Inc., R&R Acquisition III, Inc., R&R Acquisition V, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprise I, Ltd., Rodman International Enterprise II, Ltd. and Rodman International Enterprise III, Ltd., all of which are blank check, non-trading, publicly-reporting shell companies, 24Holdings, Inc. (OTCBB:TWFH), and Newtown Lane Marketing, Incorporated (OTCBB:NWLM).

Kirk M. Warshaw, Secretary and Chief Financial Officer. Mr. Warshaw has served as Secretary and Chief Financial Officer of the Company since June 8, 2006. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer and Director of 24Holdings, Inc. (OTCBB:TWFH), a Director of Empire Financial Holding Company (AMEX:EFH), Chief Financial Officer and Secretary of Newtown Lane Marketing, Incorporated (OTCBB:NWLM), Chief Financial Officer of Twin Lakes Delaware, Inc. (a publicly reporting, non-trading company), and Chief Financial Officer and Secretary of R&R Acquisition III, Inc., R&R Acquisition V, Inc., R&R Acquisition VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprise I, Ltd., Rodman International Enterprise II, Ltd. and Rodman International Enterprise III, Ltd., all of which are blank check, non-trading, publicly-reporting shell companies, and a Director of two privately owned entities.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended June 30, 2007 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Kirk M. Warshaw	1	1

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended June 30, 2007.

Name and Position	Year	Total Compensation
Arnold P. Kling, President and Director	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 16, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Arnold P. Kling (1) 712 Fifth Avenue, 11th Floor New York, NY 10019	400,000	16%

R&R Investments VIII, LLC 1270 Avenue of the Americas, 16th Floor New York, NY 10020	2,000,000	80%

Kirk M. Warshaw (2) 47 School Avenue Chatham, NJ 07928	100,000	4%

All Directors and Officers as a Group (2 individuals)	500,000	20%

(1)	Mr. Kling is President and sole director of the Company.

(2)	Mr. Warshaw is Secretary and Chief Financial Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its Chief Financial Officer at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 2, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 10, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP (“Sherb & Co.”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $11,000 for the fiscal year ended June 30, 2007 and $2,000 for the period from June 2, 2006 (Date of Inception) to June 30, 2006.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended June 30, 2007 and for the period from June 2, 2006 (Date of Inception) to June 30, 2006.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,000 for the fiscal year ended June 30, 2007 and $1,000 for the period from June 2, 2006 (Date of Inception) to June 30, 2006. These fees were incurred for the preparation of the Company’s tax returns.

All Other Fees

There aggregate fees billed by Sherb & Co. for other products and services were $2,000 for the fiscal year ended June 30, 2007. These fees were incurred for the review of the Company’s Registration Statement on Form 10-SB. There were no fees billed for the period from June 2, 2006 (Date of Inception) to June 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VIII, INC.

Dated: August 16, 2007	By:	/s/ Arnold P. Kling
Name: Arnold P. Kling
Title: President and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kirk M. Warshaw	Secretary and	August 16, 2007
Kirk M. Warshaw	Chief Financial Officer