Form 10QSB
period 2007-12-31
R&R ACQUISITION VIII, INC
filed 2008-02-12
CIK 1368510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: December 31, 2007

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
(Issuer’s telephone number)

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

State the number of shares outstanding of issuer’s common equity as of the last practicable date: As of February 12, 2008, there were 2,500,000 shares of common stock outstanding.

Transactional Small Business Disclosure Format (Check One): Yes [   ] No [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

R&R Acquisition VIII, Inc.
(A Development Stage Company)

- INDEX -

PART I - FINANCIAL INFORMATION
Page
ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheet as of December 31, 2007 (unaudited)	2

Condensed Statements of Operations for the Three and Six Months
Ended December 31, 2007 and December 31, 2006 and the period
from June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period
from June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended
December 31, 2007 and December 31, 2006 and the period from
June 2, 2006 (Date of Inception) to December 31, 2007 (unaudited)	5

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10
PLAN OF OPERATION

ITEM 3A(T). CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	12
ITEM 5. OTHER INFORMATION	12
ITEM 6. EXHIBITS	13

SIGNATURES	14

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R Acquisition VIII, Inc
(A Development Stage Company)
CONDENSED BALANCE SHEET
December 31, 2007
(unaudited)

ASSETS

Current Assets
Cash and cash equivalents (TOTAL ASSETS)	$8,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$8,239
TOTAL CURRENT LIABILITIES	8,239

Commitments and Contingencies		-

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding		-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	59,500
Deficit accumulated during the development period	(59,075)

TOTAL STOCKHOLDERS’ EQUITY	675

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
	Three Months Ended		Six Months Ended		June 2, 2006
	December 31,		December 31,		(Date of Inception)
					to December 31,
	2007	2006	2007	2006	2007
Expenses
Professional fees	$4,000	$2,000	$8,475	$14,500	$50,975
Printing and filing fees	1,867	2,935	2,865	4,555	8,488
Total operating expenses	5,867	4,935	11,340	19,055	59,463
Interest Income	17	51	71	178	388
Net Loss	$(5,850)	$(4,884)	$(11,269)	$(18,877)	$(59,075)

Weighted average number of
common shares	2,500,000	2,500,000	2,500,000	2,500,000
Net loss per share:
basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from June 2, 2006 (Date of Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at June 2, 2006 (inception)	-	$-	$-	$-	$-

Common shares issued	2,500,000	250			250

Contributed capital	-	-	40,000	-	40,000

Net loss	-	-	-	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	2,500,000	250	40,000	(18,483)	21,767

Contributed capital	-	-	12,500		12,500

Net loss	-	-	-	(29,323)	(29,323)

Balance at June 30, 2007 (Audited)	2,500,000	250	52,500	(47,806)	4,944

Contributed capital	-	-	7,000		7,000

Net loss	-	-	-	(11,269)	(11,269)

Balance at December 31, 2007
(Unaudited)	2,500,000	$250	$59,500	$(59,075)	$675

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			from
			June 2, 2006
	Six Months Ended		(Date of
	December 31,		Inception)
			to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(11,269)	$(18,877)	$(59,075)
Changes in operating assets and liabilities
(Decrease) increase in accrued expenses	(1,803)	(154)	8,239

NET CASH USED IN OPERATING ACTIVITIES	(13,072)	(19,031)	(50,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	250
Contributed capital	7,000	2,500	59,500
NET CASH PROVIDED BY FINANCING
ACTIVITIES	7,000	2,500	59,750

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(6,072)	(16,531)	8,914

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	14,986	25,767	-

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$8,914	$9,236	$8,914

SUPPLEMENTAL DISCLOSURE OF CASH
FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 1 – Organization, Business and Operations

R&R ACQUISITION VIII, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of December 31, 2007, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a “blank check” company. The Securities and Exchange Commission defines such a Company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934, as amended. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of December 31, 2007. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

Fair Value of Financial Instruments - Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we are required to estimate the fair value of all financial instruments included on our balance sheet as of December 31, 2007. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 4 – Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

At December 31, 2007, the Company has a net operating loss carry forward of approximately $59,075 which will expire in 2026. Based on the fact that the Company has not generated revenues since inception, the deferred tax asset of approximately $23,600 has been offset by a full valuation allowance.

Period From
June 2, 2006
(inception) to
December 31,
2007
Statutory federal tax rate	34%
Tax benefit computed at statutory rate	$(20,500)
State income tax benefit, net of federal effect	(3,100)
Change in valuation allowance	22,800
Other temporary differences	800
Total	$-

NOTE 5 – New Accounting Pronouncements

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business,

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 5 - New Accounting Pronouncements (continued):

(c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 5 - New Accounting Pronouncements (continued):

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

NOTE 6 – STOCKHOLDERS’ EQUITY

During the quarter ended December 31, 2007, a stockholder contributed $7,000 to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our” and “our company” refers to R&R Acquisition VIII, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

Continuing Operating Expenses For The Three Months Ended December 31, 2007 Compared To The Three Months Ended December 31, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the three months ended December 31, 2007 and 2006 were $5,867 and $4,935, respectively. These expenses primarily constituted professional fees.

Continuing Operating Expenses For The Six Months Ended December 31, 2007 Compared To The Six Months Ended December 31, 2006

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the six months ended December 31, 2007 and 2006 were $11,340 and $19,055, respectively. These expenses primarily constituted professional fees.

Continuing Operational Expenses for the period from June 2, 2006 (Date of Inception) to December 31, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the period from June 2, 2006 to December 31, 2007 were $59,463. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At December 31, 2007, we had cash of $8,914 and working capital of $675.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2007.

ITEM 3A(T). CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, our sole officers, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

R&R ACQUISITION VIII, INC.

Dated: February 12, 2008	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: February 12, 2008	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)