Form 10KSB
period 2008-06-30
R&R ACQUISITION VIII, INC
filed 2008-09-12
CIK 1368510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

Commission File No. 000-52122

R&R Acquisition VIII, Inc.

(Name of Small Business Issuer in its Charter)

Delaware State or other jurisdiction of incorporation or organization	56-2590445 I.R.S. Employer Identification Number

47 School Avenue Chatham, New Jersey	07928
Address of principal executive office	Zip Code

Issuer’s telephone number: (973) 635-4047

N/A

(Former name, former address and former fiscal year,

if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT

COMMON STOCK, $0.0001 PAR VALUE

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

For the year ended June 30, 2008, the issuer had no revenues.

As of September 11, 2008, 2,500,000 shares of the issuer's common stock, par value $0.0001 per share, were outstanding of which none were held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

R&R ACQUISITION VIII, INC.

Form 10-KSB

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition VIII, Inc.

PART I

Item 1. Description of Business.

Introduction

R&R Acquisition VIII, Inc. (“we”, “our”, “us”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on June 2, 2006 and maintains its principal offices at 47 School Avenue, Chatham, New Jersey 07928. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business seeking the perceived advantages of being a publicly held corporation. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Employees

We have no employees.

RISK FACTORS

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mr. Kling and Mr. Warshaw, our sole officers, are currently involved with other blank check offerings and conflicts in the pursuit of business combinations with such other blank check companies with which they and affiliates of our majority stockholders are, and may in the future, be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. Further, Rodman & Renshaw, LLC (“Rodman & Renshaw”), a registered broker-dealer and affiliate of our majority stockholder, may act as our investment banker, placement agent or financial advisor to the Company in connection with a potential business combination transaction and may receive a fee and/or securities for such services. We cannot assure you that conflicts of interest among us, our management, Rodman & Renshaw and our stockholders will not develop.

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting no more than a few hours per month to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude business acquisitions. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency balance of payments positions, and in other respect.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

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

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 2. Description of Property.

The Company’s principal offices are located at 47 School Avenue, Chatham, New Jersey which are owned by an affiliate of Kirk Warshaw, chief financial officer and secretary of the Company. The Company occupies its principal offices on a month to month basis for no rent. The Company does not own or intend to invest in any real property. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information. The Company’s common stock is not trading on any public trading market or stock exchange.

(b) Holders. As of September 11, 2008, there were three record holders of 2,500,000 shares of the Company’s common stock.

(c) Dividend Policy

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-KSB and our Form 10-SB effective September 8, 2006, and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operating Expenses For The Fiscal Year Ended June 30, 2008 Compared To The Fiscal Year Ended June 30, 2007

We currently do not have any business operations and have no revenues since our inception date. Total expenses for the fiscal year ended June 30, 2008 and 2007 were $24,945 and $29,623, respectively. These expenses primarily constituted professional fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2008, we had cash of $868 and a working capital deficit of $12,921.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

Item 7. Financial Statements.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

FINANCIAL STATEMENTS
Balance Sheet as of June 30, 2008	13
Statements of Operations for the years ended June 30, 2008 and 2007 and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008	14
Statement of Changes in Stockholders’ Deficiency for the period from June 2, 2006 (Date of Inception) to June 30, 2008	15
Statements of Cash Flows for the years ended June 30, 2008 and 2007, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008	16

NOTES TO FINANCIAL STATEMENTS	17 to 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders’ and Directors

R&R Acquisition VIII, Inc.

(A Development Stage Company)

Chatham, New Jersey

We have audited the accompanying balance sheet of R&R Acquisition VIII, Inc. (a Development Stage Company) (the “Company”) as of June 30, 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended June 30, 2008 and 2007, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition VIII, Inc. (a Development Stage Company) as of June 30, 2008, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ SHERB & CO, LLP
Certified Public Accountants

New York, NY

September 5, 2008

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

BALANCE SHEET

June 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$868

TOTAL ASSETS	$868

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses	$13,789

TOTAL CURRENT LIABILITIES	13,789

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250
Additional paid-in capital	59,500
Deficit accumulated during the development stage	(72,671)

TOTAL STOCKHOLDERS’ DEFICIENCY	(12,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$868

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,		For the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008

	2008	2007

Expenses
Professional fees	$20,475	$24,000	$62,975
Printing and filing fees	4,470	5,623	10,093

Total operating expenses	24,945	29,623	73,068
Interest Income	80	300	397

Net Loss	$(24,865)	$(29,323)	$(72,671)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Period from June 2, 2006 (Date of Inception) to June 30, 2008

	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficiency

	Shares	Amount	Shares	Amount

Common shares issued (inception) (June 2, 2006 $0.0001 per share)	—	$—	2,500,000	$250	$—	$—	$250
Contributed capital, June 8, 2006	—	—	—	—	40,000	—	40,000
Net loss	—	—	—	—	—	(18,483)	(18,483)

Balance at June 30, 2006	—	—	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	—	—	—	—	12,500	—	12,500
Net loss	—	—	—	—	—	(29,323)	(29,323)

Balance at June 30, 2007	—	—	2,500,000	250	52,500	(47,806)	4,944
Contributed capital	—	—	—	—	7,000	—	7,000
Net loss	—	—	—	—	—	(24,865)	(24,865)

Balance at June 30, 2008	—	$—	2,500,000	$250	$59,500	$(72,671)	$(12,921)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,		For the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,865)	$(29,323)	$(72,671)
Changes in operating assets and liabilities
Increase in accrued expenses	3,747	6,042	13,789

NET CASH USED IN OPERATING ACTIVITIES	(21,118)	(23,281)	(58,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	250
Contributed capital	7,000	12,500	59,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	12,500	59,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT	(14,118)	(10,781)	868
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	14,986	25,767	—

CASH AND CASH EQUIVALENT AT END OF PERIOD	$868	$14,986	$868

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

R&R Acquisition VIII, Inc. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. As of June 30, 2008, the Company had not commenced any active operations.

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

The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow. The Company believes that its cash requirements for the next twelve months will be paid with money in its treasury. If additional amounts are needed, the Company believes that it can satisfy such requirement from additional loans or investments from its stockholders, management or other investors when needed. Although the Company anticipates that its cash-on-hand would be able to satisfy its cash requirements for at least the next twelve months, the Company can provide no assurance that it will be able to do so or that if additional amounts are needed that it will be able to obtain such amounts from its stockholders, management or other investors when needed.

NOTE 2 - Summary of Significant Accounting Policies

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) Use of Estimates:

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

(b) Statements of Cash Flows:

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(c) Earnings (Loss) Per Share:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 “EARNINGS PER SHARE”. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive. We currently have no options or contracts to issue shares of common stock outstanding.

(d) Income Taxes:

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

(e) Financial Instruments

The estimated fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

(f) Equity Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(g) New Accounting Pronouncements

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted until the Company effectuates a merger or acquisition with a yet-to-be identified operating company or business.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(g) New Accounting Pronouncements (continued):

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

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(g) New Accounting Pronouncements (continued):

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - Common Stock

On June 8, 2006, the Company sold 2,500,000 shares of its common stock to three accredited related party investors pursuant to a Private Placement Offering at par value for a total of $250.

On that date, a stockholder also contributed an additional $40,000 to the Company. During the fiscal years ended June 30, 2008 and 2007, the same stockholder contributed an additional $7,000 and $12,500, respectively.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 5 – Income Taxes

	June 30,

	2008	2007

Deferred tax assets and liabilities consist of the following:
Deferred tax assets:
Net operating loss carry forwards	$29,000	$19,000
Less valuation allowance	$(29,000)	$(19,000)

	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	June 30,

	2007	2006

Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%

	—%	—%

At June 30, 2008, the Company had approximately $71,000 of net operating loss carry forwards (“NOL’s”) available which expires in years 2026 through 2028. The deferred tax asset and related valuation increased by $10,000 during 2008.

R&R ACQUISITION VIII, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7 – Subsequent Event

In July 2008, the Company received $19,000 as a cash capital contribution from its majority stockholder for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A (T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within R&R Acquisition VIII, Inc.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information concerning our officers and sole director as of June 30, 2008:

Name	Age	Title

Arnold P. Kling	50	President and sole director
Kirk M. Warshaw	50	Chief financial officer and secretary

Arnold P. Kling. Mr. Kling has served as a director and as our president since June 2006. Mr. Kling is currently a Managing Director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a Managing Director and General Counsel from 1995 to 1999. From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds. From 1993 to 1995 he was a senior executive and General Counsel of a Nasdaq listed licensing and multimedia company. From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm. Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983. Mr. Kling currently serves as a director and president of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc. R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB:NTWN) and Mattmar Minerals, Inc. (OTCBB:MTTM).

Kirk M. Warshaw. Mr. Warshaw has served as our chief financial officer and secretary, since June 2006. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the chief financial officer and director of 24Holdings, Inc. (OTCBB:TWFH), the chief financial officer of Twin Lakes Delaware, Inc., R&R Acquisition, III, Inc., R&R Acquisition, V, Inc., R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), the chief financial officer of Newtown Lane Marketing, Incorporated (OTCBB:NWLM), and Mattmar Minerals, Inc. (OTCBB:MTTM) and a director of two privately owned entities.

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-B. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ending June 30, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Arnold Kling and Kirk Warshaw are our sole officers and Arnold Kling is our sole director. Neither receives any regular compensation for their services rendered on our behalf. Neither Mr. Kling nor Mr. Warshaw received any compensation during the year ended June 30, 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder’s fee or other compensation. In no event, however, will we pay a finder’s fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information as of June 30, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address (1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Arnold P. Kling (2) 712 Fifth Avenue, 11th Floor New York, New York 10019	400,000	16%
Kirk Warshaw (3) 47 School Avenue Chatham, New Jersey 07928	100,000	4%
R&R Investments VIII, LLC 1251 Avenue of Americas, 16th Floor New York, New York 10020	2,000,000	80%
All Directors and Officers as a Group (2 individuals)	500,000	20%
______________
(1)

Unless otherwise indicated, the company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days from June 30, 2008 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Mr. Kling is the president and sole director of the Company.
(3)	Mr. Warshaw is the secretary and chief financial officer of the Company.

We currently do not maintain any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our sole director is Arnold Kling. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended June 30, 2008 and in July 2008, the parent company of R&R Investments VIII, LLC made a $7,000 and a $19,000 capital contribution to us, respectively.

Item 13. Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
31.1	Certification of the Company’s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 200.
32.2	Certification of the Company’s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
______________
*	Filed as an exhibit to the Company’s registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 10, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP (“Sherb & Co.”) is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sherb & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $12,000 and $11,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Sherb & Co. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Sherb & Co. for professional services for tax compliance, tax advice, and tax planning were $1,000 and $1,000 for the fiscal years ended June 30, 2008 and 2007, respectively. These fees were incurred for the preparation of the Company’s tax returns.

All Other Fees

There aggregate fees billed by Sherb & Co. for other products and services were $0 and $2,000 for the fiscal years ended June 30, 2008 and 2007, respectively. The fees in 2007 were incurred for the review of our Registration Statement on Form 10-SB.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VIII, INC.

Dated: September 11, 2008	By:	/s/ Arnold P. Kling

Arnold P. Kling President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2008

/s/ Arnold P. Kling

Arnold P. Kling, President and Sole Director (Principal Executive Officer)

Date: September 11, 2008

/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer (Principal Financial and Accounting Officer)