Form 10-Q
period 2010-03-31
R&R ACQUISITION VIII, INC
filed 2010-04-27
CIK 1368510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended: March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to __________

Commission file number: 000-52122

R&R Acquisition VIII, Inc.
(Exact name of registrant as specified in its charter)

Delaware	56-2590445
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

133 Summit Avenue Suite 22
Summit, NJ 07901
(Address of principal executive offices)

973-635-4047
(Issuer’s telephone number)

15 Linden Drive
Madison, NJ 07940
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of April 27, 2010.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Financial Statements

Condensed Balance Sheets at March 31, 2010 (Unaudited) and June 30, 2009		2

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2010 and March 31, 2009 and for the period from June 2, 2006 (Date of Inception) to March 31, 2010 (Unaudited)		3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to March 31, 2010 (Unaudited)		4

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2010 and March 31, 2009 and for the period from June 2, 2006 (Date of Inception) to March 31, 2010		5

Notes to Condensed Financial Statements		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS	10

SIGNATURES		11

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2010 (unaudited)	June 30, 2009

ASSETS

Current Assets
Cash and cash equivalents	$1,831	$7,498

TOTAL ASSETS	$1,831	$7,498

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$10,719	$14,589

TOTAL CURRENT LIABILITIES	10,719	14,589

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	100,500	88,500
Deficit accumulated during the development stage	(109,638)	(95,841)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,888)	(7,091)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,831	$7,498

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from June 2, 2006 (Date of Inception) To March 31, 2010

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Expenses
Professional fees	$3,850	$4,000	$11,200	$12,000	$94,175
Other operating expenses	1,030	1,042	2,600	2,642	15,877

Total operating expenses	4,880	5,042	13,800	14,642	110,052
Interest Income	1	2	3	12	414

Net loss	(4,879)	(5,040)	(13,797)	(14,630)	$(109,638)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to March 31, 2010
(unaudited)

						Deficit Accumulated During the Development Stage
							Total Stockholders’ Equity (Deficit)
	Preferred Stock- Par value of $.0001 per share		Common Stock- Par value of $.0001 per share		Additional Paid-in Capital

	Shares	Amount	Shares	Amount

Common shares issued (inception) (June 2, 2006 $0.0001 per share)	—	$—	2,500,000	$250	$—	$—	$250
Contributed capital, June 8, 2006	—	—	—	—	40,000	—	40,000
Net loss	—	—	—		—	(18,483)	(18,483)

Balance at June 30, 2006 (Audited)	—	—	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	—	—	—	—	12,500	—	12,500
Net loss	—	—	—	—	—	(29,323)	(29,323)

Balance at June 30, 2007 (Audited)	—	—	2,500,000	250	52,500	(47,806)	4,944
Contributed capital	—	—	—	—	7,000	—	7,000
Net loss	—	—	—	—	—	(24,865)	(24,865)

Balance at June 30, 2008 (Audited)	—	—	2,500,000	250	59,500	(72,671)	(12,921)
Contributed capital	—	—	—	—	29,000	—	29,000
Net loss	—	—	—	—	—	(23,170)	(23,170)

Balance at June 30, 2009 (Audited)	—	—	2,500,000	250	88,500	(95,841)	(7,091)
Contributed capital	—	—	—	—	12,000	—	12,000
Net loss	—	—	—	—	—	(13,797)	(13,797)

Balance at March 31, 2010 (Unaudited)	—	—	2,500,000	$250	$100,500	$(109,638)	$(8,888)

The accompanying notes are an integral part of these unaudited financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from June 2, 2006 (Date of Inception) to March 31, 2010

	Nine Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,797)	$(14,630)	$(109,638)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(3,870)	(3,350)	10,719

NET CASH USED IN OPERATING ACTIVITIES	(17,667)	(17,980)	(98,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	—	—	250
Contributed capital	12,000	25,500	100,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	25,500	100,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,667)	7,520	1,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,498	838	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,831	$8,388	$1,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VIII, INC. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with, an operating business. On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250. As of March 31, 2010, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of March 31, 2010. The results of operations for the three and nine months ended March 31, 2010 and 2009, and for the period June 2, 2006 (Date of Inception) to March 31, 2010, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of March 31, 2010. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
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

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through April 26, 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Continuing Operating Expenses For The Three Months Ended March 31, 2010 Compared To The Three Months Ended March 31, 2009

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended March 31, 2010 and 2009 were $4,880 and $5,042, respectively. These expenses primarily constituted professional and filing fees. The decrease from 2009 to 2010 is due to lower professional fees.

Continuing Operating Expenses For The Nine Months Ended March 31, 2010 Compared To The Nine Months Ended March 31, 2009

We currently do not have any business operations and have no revenues since inception. Total expenses for the nine months ended March 31, 2010 and 2009 were $13,800 and $14,642, respectively. These expenses primarily constituted professional and filing fees. The decrease from 2009 to 2010 is due to lower professional fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to March 31, 2010

We currently do not have any business operations and have no revenue since inception. Total expenses for the period from June 2, 2006 (our inception date) to March 31, 2010 were $110,052. These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2010, we had cash of $1,831 and negative working capital of $8,888.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

R&R ACQUISITION VIII, INC.

Dated: April 27, 2010	/s/ Arnold P. Kling

Arnold P. Kling, President
(Principal Executive Officer)

Dated: April 27, 2010	/s/ Kirk M. Warshaw

Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)