Form 10-K
period 2010-06-30
R&R ACQUISITION VIII, INC
filed 2010-09-23
CIK 1368510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission file number:  000-52122

R&R Acquisition VIII, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	56-2590445
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

133 Summit Avenue, Suite 22
Summit, New Jersey 07901
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (973) 635-4047

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 23, 2010, 2,500,000 shares of the registrant's common stock, $.001 par value per share, were outstanding and there was no trading market for the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.  The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to R&R Acquisition VIII, Inc.

(ii)

PART 1

ITEM 1.                BUSINESS.

Introduction

R&R Acquisition VIII, Inc. (“we”, “our”, “us”, the "Company" or the "Registrant") was incorporated in the State of Delaware on June 2, 2006 and maintains its principal offices at 133 Summit Avenue, Suite 22, Summit, NJ 07901.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have no employees and no material assets.

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

The Company Today

The Company is currently a development stage company reporting under the provisions of the Statement of Financial Accounting Standard "FASB" guidance for “Accounting and Reporting for Development Stage Enterprises."

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

We may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the “Investment Act”) and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to operate any business in the future in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

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

While seeking a business combination, management anticipates devoting no more than a few hours per month to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Our principal offices are located at 133 Summit Avenue, Suite 22, Summit, New Jersey which is owned by a family member of Kirk M. Warshaw, our chief financial officer and secretary.  We occupy our principal offices on a month to month basis.  On January 1, 2009, we began paying a quarterly fee of $500 for the use and occupancy, and administrative services, related to our principal offices.  We do not own or intend to invest in any real property.  We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. The Company's common stock is not trading on any public trading market or stock exchange.

(b) Holders. As of September 23, 2010, there were three record holders of 2,500,000 shares of the Company’s common stock.

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

EQUIPMENT AND EMPLOYEES

As of June 30, 2010, we had no operating business, no equipment, and no employees. We do not intend to develop our own operating business but instead plan to merge with another operating company.

Results of Operations

Continuing Operating Expenses for the Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

We are a development stage corporation with limited operations and did not have any revenues during the fiscal years ended June 30, 2010 and 2009, respectively.

Total expenses from Continuing Operations for the fiscal years ended June 30, 2010 and 2009 were $20,349 and $23,184, respectively.  These expenses primarily constituted general and administrative expenses related to accounting and compliance with the Exchange Act.  The decrease in expenses in 2010 is due to a general decrease in professional and administrative fees.

Liquidity and Capital Resources

At June 30, 2010, we did not have any revenues from operations.  Our principal source of operating capital recently has been provided in the form of loans and capital contributions from our stockholders.  Absent a merger or other combination with an operating company, we do not expect to have any revenues from operations.  No assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital.  We are dependent upon future loans or capital contributions from our present stockholders and/or management and there can be no assurances that our present stockholders or management will make any loans or capital contributions to us.  At June 30, 2010, we had cash of $12,934 and negative working capital of $2,435.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

(b) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a Smaller Reporting Company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law by President Obama on July 21, 2010.

(c)  Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of September 1, 2010:

Name	Age	Title
Arnold P. Kling	52	President and director
Kirk M. Warshaw	52	Chief financial officer and secretary

Arnold P. Kling.  Mr. Kling has served as our president and a director since August 2007.  Mr. Kling is currently a managing director of GH Venture Partners, LLC, a private equity and merchant banking boutique for which he also served as a managing director and general counsel from 1995 to 1999.  From 1999 through August 2005, Mr. Kling was the president of Adelphia Holdings, LLC, a merchant-banking firm, as well as the managing member of several private investment funds.  From 1993 to 1995 he was a senior executive and general counsel of a Nasdaq listed licensing and multimedia company.  From 1990 through 1993, Mr. Kling was an associate and partner in the corporate and financial services department of Tannenbaum, Helpern, Syracuse & Hirschtritt LLP, a mid-size New York law firm.  Mr. Kling received a Bachelor of Science degree from New York University in International Business in 1980 and a Juris Doctor degree from Benjamin Cardozo School of Law in 1983.  During the past five years, Mr. Kling was a director of Enthrust Financial Services, Inc., n/k/a Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM).  Mr. Kling currently also serves as a director and president of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS), 24Holdings, Inc. (OTCBB:TWFH), Newtown Lane Marketing, Incorporated (OTCBB: NTWN) and Protalex, Inc. (OTCBB: PRTX).  Mr. Kling’s professional experience and background with other companies and with us, as our president and director since 2007, have given him the expertise needed to serve as one of our directors.

Kirk M. Warshaw.  Mr. Warshaw has served as our chief financial officer and secretary, since August 2007.  Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters.  Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles of controller, chief financial officer, president, and chief executive officer at three separate financial institutions in New Jersey.  From 1980 through 1983, Mr. Warshaw was a senior accountant at the public accounting firm of Deloitte, Haskins & Sells.  Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982.  During the past five years, Mr. Warshaw was a director of Empire Financial Holding Company, n/k/a Jesup & Lamont, Inc. (NYSE AMEX: JLI).  Mr. Warshaw is currently also the chief financial officer of R&R Acquisition, VI, Inc., R&R Acquisition, VII, Inc., R&R Acquisition IX, Inc., R&R Acquisition X, Inc., Rodman International Enterprises I, Ltd., Rodman International Enterprise II, Ltd., and Rodman International Enterprise III, Ltd. (each a publicly reporting, non-trading company), Mattmar Minerals, Inc. (OTCBB: MTMS) and Newtown Lane Marketing, Incorporated (OTCBB: NTWN), and a director and the chief financial officer of 24Holdings Inc. (OTCBB: TWFH) and Protalex, Inc. (OTCBB: PRTX).

Mr. Kling and Mr. Warshaw are not required to commit their full time to our business affairs and they will not devote a substantial amount of time to our business affairs.

Compensation and Audit Committees

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees.  Our Board has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.   In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended June 30, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Messrs. Kling and Warshaw are our sole officers and Mr. Kling is our sole director.  Neither receives any regular compensation for their services rendered on our behalf.  Neither Mr. Kling nor Mr. Warshaw received any compensation during the years ended June 30, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of his business time available to us.

While we do not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, we may engage such firms in the future, in which event we may be required to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to any of our officers and directors or any entity with which an officer or director is affiliated. We do not have any incentive or stock option plan in effect.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 1, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer and the sole director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and the sole director as a group.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Ownership
R&R Investments VIII, LLC 1251 Avenue of the Americas – 20th Floor New York, NY 10020 Attention: David Horin, CFO	2,000,000	80.0%

Arnold P. Kling (2) 712 Fifth Avenue – 11th Floor New York, NY 10019	400,000	16.0%

Kirk M. Warshaw (3) 133 Summit Ave. Suite 22 Summit, NJ 07901	100,000	4.0%

All Directors and Officers (2 persons) as a group	500,000	20.0%
______________________________

(1)Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 1, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)Arnold P. Kling, our president and sole director.

(3) Mr. Warshaw is our chief financial officer and secretary.

We currently do not have any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board consists solely of Arnold Kling.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended June 30, 2010, the parent company of R&R Investments VIII, LLC contributed capital to us in the amount of $25,000.

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

AUDIT FEES:

For the years ended June 30, 2010 and 2009, we were billed $12,000 and $12,000, respectively, by Sherb & Co. LLP, our independent accountants (“Sherb”), for professional services rendered for the audit of our annual financial statements and review of our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings.

AUDIT-RELATED FEES:

None.

TAX FEES:

For the years ended June 30, 2010 and 2009, we were billed $1,000 and $1,000, respectively, by Sherb for tax related services.

ALL OTHER FEES:

None.

AUDIT COMMITTEE POLICIES AND PROCEDURES:

We do not currently have a standing audit committee. The above services were approved by the Board.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets at June 30, 2010 and 2009
•	Statements of Operations for the years ended June 30, 2010 and 2009 and for the period from June 2, 2006 (Date of Inception) to June 30, 2010

•	Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 2, 2006 (Date of Inception) to June 30, 2010
•	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from June 2, 2006 (Date of Inception) to June 30, 2010
•	Notes to Financial Statements

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

*Included herewith

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 10, 2006, and incorporated herein by this reference
(2)	Previously filed as an Exhibit in the company’s quarterly report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VIII, INC.

Date: September 23, 2010

	By:	/s/Arnold P. Kling
Arnold P. Kling, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date September 23, 2010

/s/Arnold P. Kling
Arnold P. Kling, President and Sole Director
(Principal Executive Officer)

Date: September 23, 2010

/s/Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)

R&R ACQUISITION VIII, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
R&R Acquisition VIII, Inc.
(A Development Stage Company)
Summit, New Jersey

We have audited the accompanying balance sheets of R&R Acquisition VIII, Inc. (a Development Stage Company) (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R&R Acquisition VIII, Inc. (a Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, and for the cumulative period from June 2, 2006 (Date of Inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/SHERB & CO, LLP

Certified Public Accountants

New York, NY
September 21, 2010

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$12,934	$7,498

TOTAL ASSETS	$12,934	$7,498

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$15,369	$14,589

TOTAL CURRENT LIABILITIES	15,369	14,589

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 75,000,000 shares authorized, 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	113,500	88,500
Deficit accumulated during the development period	(116,185)	(95,841)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,435)	(7,091)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,934	$7,498

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from June 2, 2006
	Year Ended		(Date of Inception)
	June 30,		to
	2010	2009	June 30, 2010
Expenses
Professional fees	$17,200	$20,000	$100,175
Printing and filing fees	3,149	3,184	16,426
Total operating expenses	20,349	23,184	116,601
Other Income
Interest Income	5	14	416
Net loss	$(20,344)	$(23,170)	$(116,185)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

Net loss per share – basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to June 30, 2010

						Deficit
						Accumulated	Total
	Preferred Stock- Par value		Common Stock- Par value		Additional	During the	Stockholders'
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common shares issued (inception) (June 2, 2006 $0.0001 per share)	-	$-	2,500,000	$250	$-	$-	$(250)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	(18,483)	(18,483)
Balance at June 30, 2006	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,323)	(29,323)
Balance at June 30, 2007	-	-	2,500,000	250	52,500	(47,806)	4,944
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(24,865)	(25,865)
Balance at June 30, 2008	-	-	2,500,000	250	59,500	(72,671)	(12,921)
Contributed capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(23,170)	(23,170)
Balance at June 30, 2009	-	-	2,500,000	250	88,500	(95,841)	(7,091)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,344)	(20,344)
Balance at June 30, 2010	-	$-	2,500,000	$250	$113,500	$(116,185)	$(2,435)

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the cumulative period from
			June 2, 2006
	For the Years Ended June 30,		(Date of Inception)
	2010	2009	to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,344)	$(23,170)	$(116,185)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	780	800	15,369
NET CASH USED IN OPERATING ACTIVITIES	(19,564)	(22,370)	(100,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	25,000	29,000	113,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	29,000	113,750

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,436	6,630	12,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,498	868	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,934	$7,498	$12,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2010 and 2009

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VIII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of June 30, 2010, the Company had not yet commenced any operations.

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

(c) Earnings (Loss) Per Share:
Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the Financial Accounting Standards Board’s (FASB) guidance for "EARNINGS PER SHARE". Diluted earnings (loss) per share reflects the potential dilution that could occur if options or other contracts to issue shares of common stock were exercised or converted to common stock as long as the effect of their inclusion is not anti-dilutive.  We currently have no options or contracts to issue shares of common stock outstanding.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

(e) Financial Instruments

The Company adopted FASB guidance for Fair Value Measurements and Disclosure or  assets and liabilities measured at fair value on a recurring basis.  This FASB guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this FASB guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

This FASB guidance defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, this FASB guidance requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data and which require the use of the reporting entity’s own assumptions.

The Company values its financial instruments as required by estimating their fair value. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accruals.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

 (f) Equity Based Compensation
The accounting guidance for “Share Based Payments” requires the recognition of the fair value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

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

(g) New Accounting Pronouncements
 All new accounting pronouncements issued but not yet effective have been reviewed and     determined to be not applicable.  As a result, the adoption of such new accounting pronouncements, when effective, is not expected to have a material impact on the financial position of the Company.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Years ended June 30, 2010 and 2009

NOTE 3 - Common Stock

On June 8, 2006, the Company sold 2,500,000 shares of its common stock to three accredited related party investors pursuant to a Private Placement Offering at par value for a total of $250.

On that date, a stockholder also contributed an additional $40,000 to the Company. During the fiscal years ended June 30, 2010 and 2009, the same stockholder contributed an additional $25,000 and $29,000, respectively.

NOTE 4 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 5 – Income Taxes

	June 30,
	2010	2009
Deferred tax assets and liabilities consist of the following:
Deferred tax assets:
Net operating loss carry forwards	$47,000	$39,000
Less valuation allowance	$(47,000)	$(39,000)
	$—	$—

The provision for income taxes differs from the amount computed by applying the US statutory tax rate as follows:

	June 30,
	2010	2009
Provision for expected federal statutory rate	(35)%	(35)%
Loss for which no benefit is available or a valuation allowance has been recorded	35%	35%
	—%	—%

At June 30, 2010, the Company had approximately $116,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2026. The deferred tax asset and related valuation increased by $8,000 during 2010.

NOTE 6 - Commitments and Contingencies

Office Space

On January 29, 2009, effective as of January 1, 2009, the Company entered into an agreement with Kirk M. Warshaw, LLC (the “LLC”) for the use and occupancy, and administrative services, related to its principal offices. The agreement provides for quarterly payments from the Company to the LLC of $500.