Form 10-Q
period 2011-09-30
R&R ACQUISITION VIII, INC
filed 2011-10-28
CIK 1368510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 2011

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
Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒No ☐
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
Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 2,500,000 shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 28, 2011.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011	June 30,
	(unaudited)	2011
ASSETS

Current Assets
Cash and cash equivalents	$5,441	$8,001
TOTAL ASSETS	$5,441	$8,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$9,430	$9,439
TOTAL CURRENT LIABILITIES	9,430	9,439

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000
shares authorized, 2,500,000 issued and outstanding	250	250
Additional paid-in capital	140,080	137,500
Deficit accumulated during the development stage	(144,319)	(139,188)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,989)	(1,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,441	$8,001

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
	Three Months Ended		June 2, 2006
	September 30,		(Date of Inception)
	2011	2010	to September 30, 2011
Expenses
Professional fees	$3,850	$3,850	$123,425
Other operating expenses	1,282	786	21,317
Total operating expenses	5,132	4,636	144,742
Other Income
Interest Income	1	2	423
Net Loss	$(5,131)	$(4,634)	$(144,319)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000
Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
R&R ACQUISITION VIII, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 2, 2006 (Date of Inception) to September 30, 2011

						Deficit
						Accumulated	Total
	Preferred Stock- Par value		Common Stock- Par value		Additional	During the	Stockholders'
	of $.0001 per share		of $.0001 per share		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued (inception)	-	$-	2,500,000	$250	$-	$-	$250
(June 2, 2006 $0.0001 per share)
Contributed capital, June 8, 2006	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	(18,483)	(18,483)
Balance at June 30, 2006	-	-	2,500,000	250	40,000	(18,483)	21,767
Contributed capital	-	-	-	-	12,500	-	12,500
Net loss	-	-	-	-	-	(29,323)	(29,323)
Balance at June 30, 2007	-	-	2,500,000	250	52,500	(47,806)	4,944
Contributed capital	-	-	-	-	7,000	-	7,000
Net loss	-	-	-	-	-	(24,865)	(24,865)
Balance at June 30, 2008	-	-	2,500,000	250	59,500	(72,671)	(12,921)
Contributed capital	-	-	-	-	29,000	-	29,000
Net loss	-	-	-	-	-	(23,170)	(23,170)
Balance at June 30, 2009	-	-	2,500,000	250	88,500	(95,841)	(7,091)
Contributed capital	-	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	-	(20,344)	(20,344)
Balance at June 30, 2010	-	-	2,500,000	250	113,500	(116,185)	(2,435)
Contributed capital	-	-	-	-	24,000	-	24,000
Net loss	-	-	-	-	-	(23,003)	(23,003)
Balance at June 30, 2011	-	-	2,500,000	250	137,500	(139,188)	(1,438)
Contributed capital	-	-	-	-	2,580	-	2,580
Net loss	-	-	-	-	-	(5,131)	(5,131)
Balance at September 30, 2011	-	$-	2,500,000	$250	$140,080	$(144,319)	$(3,989)

The accompanying notes are an integral part of these financial statements.

R&R Acquisition VIII, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the period from
			June 2, 2006 (Date of
	Three Months Ended September 30,		Inception) to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,131)	$(4,634)	$(144,319)
Changes in operating assets and liabilities
Increase (decrease) in accrued expenses	(9)	(3,750)	9,430
NET CASH USED IN OPERATING ACTIVITIES	(5,140)	(8,384)	(134,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from subscribers of common stock	-	-	250
Contributed capital	2,580	-	140,080

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,580	-	140,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,560)	(8,384)	5,441

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,001	12,934	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,441	$4,550	$5,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 1 - Organization, Business and Operations

R&R ACQUISITION VIII, INC. (the "Company") was incorporated in Delaware with the objective to acquire, or merge with, an operating business.  On June 2, 2006, the Company sold 2,500,000 shares of common stock for $250.  As of September 30, 2011, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of September 30, 2011.  The results of operations for the three months ended September 30, 2011 and 2010, and for the period June 2, 2006 (Date of Inception) to September 30, 2011, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

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

Fair Value of Financial Instruments - We are required to estimate the fair value of all financial instruments included on our balance sheet as of September 30, 2011. We consider the carrying value of accrued expenses in the financial statements to approximate their face value.

Statements of Cash Flows - For purposes of the statements of cash flows we consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

R&R ACQUISITION VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

NOTE 7 – Subsequent Events

Subsequent to September 30, 2011, a stockholder contributed $15,000 of additional capital to the Company.  The Company has evaluated all other subsequent events and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended June 30, 2011, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operating Expenses For The Three Months Ended September 30, 2011 Compared To The Three Months Ended September 30, 2010

We currently do not have any business operations and have no revenues since inception. Total expenses for the three months ended September 30, 2011 and 2010 were $5,132 and $4,636, respectively. These expenses primarily constituted professional and filing fees, and rent expense.  The increase from 2010 to 2011 is due to higher filing fees.

Continuing Operating Expenses For The Period From June 2, 2006 (Date of Inception) to September 30, 2011

We currently do not have any business operations and have no revenue since inception.  Total expenses for the period from June 2, 2006 (our inception date) to September 30, 2011 were $144,742.  These expenses primarily constituted professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms.  At September 30, 2011, we had cash of $5,441 and negative working capital of $3,989.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**
Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R&R ACQUISITION VIII, INC.

Dated: October 28, 2011	/s/ Arnold P. Kling
Arnold P. Kling, President
(Principal Executive Officer)

Dated: October 28, 2011	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)